Form 10-Q
period 2022-06-30
Diligent Capital Holdings, Inc.
filed 2022-08-17
CIK 1922981

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-1922981

DILIGENT CAPITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	88-0954889
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

302 Perimeter Center N Atlanta, Georgia	30346
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 941-5527

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the issuer had 1,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DILIGENT CAPITAL HOLDINGS, INC.

FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

3

DILIGENT CAPITAL HOLDINGS, INC.

Balance Sheets

	As of June 30, 2022 (Unaudited)	As of March 31, 2022 (Audited)
ASSETS
Current Assets

Cash	$84	$100

Total Current Assets	84	100

TOTAL ASSETS	$84	$100

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	-	-

Total Current Liabilities	0	0

TOTAL LIABILITIES	0	0

Stockholder’s Equity (Deficit) Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	$-	-
Common stock ($0.0001 par value, 180,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2022)	25	25

Paid in Capital	75	75
Total Stockholder’s Equity (Deficit)	100	100
Net Earnings (Loss)	(16)	0
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$84	$100

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-1

DILIGENT CAPITAL HOLDINGS, INC.

 Statements of Operations

(Unaudited)

Three Months Ended June 30, 2022 (Unaudited)

Revenues

Revenues	$-

Total Revenues	-

General & Administrative Expenses	16

Total General & Administrative Expenses	16

Net Earnings (Loss)	$(16)
Basic loss per share	(0.00)

Weighted average number of common shares outstanding	1,000,000

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Cash Flows

(Unaudited)

Three Months Ended June 30, 2022 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$(16)

Changes in assets and liabilities	-

Net cash provided by (used in) operating activities	(16)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	-

Increase in Shareholder loans	-

Capital in Excess of Par	-

Net cash provided by (used in) financing activities	-

Net increase (decrease) in cash	(16)

Cash at beginning of period	100

Cash at end of period	84

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	-

Income taxes paid	-

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-3

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Changes in Stockholder’s Equity (Deficit)

From March 31, 2022 through June 30, 2022

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Deficit Accumulated	Total
Balance As Of February 21, 2022 (inception) Issuance of Common Stock	1,000,000	$25	$75	-	$100

Balance As Of March 31, 2022	1,000,000	$25	$75	-	$100

Net loss	-	-	-	(0)	(0)

Balance As Of June 30, 2022	1,000,000	$25	$75	(0)	$100

DILIGENT CAPITAL HOLDINGS, INC.

 Notes to Financial Statements

Three Months Ended June 30, 2022

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

DILIGENT CAPITAL HOLDINGS, INC. (the “Company”) was incorporated under the laws of the State of Florida on February 21, 2022 and has been inactive since inception. The Company’s current address is: 302 Perimeter Center N. #1260, Atlanta, GA 30346. The Company intends to serve as a vehicle to effect a merger or acquisition, or similar business combination with an entity actively engaged in business which generates revenues. The Company will not restrict its potential candidate Target Businesses to any specific business, industry or geographical location and, thus, may acquire any type of business in any geographical location.

The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities, without incurring any liabilities that must be satisfied in cash, until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

The results for the three months ended June 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement dated July 27,2022, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2022 and for the related periods presented.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company currently has no business or recurring income which raises substantial doubt about its ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s ability to merger with or acquire profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Accounting

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America. The Company has elected a fiscal year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments, with maturity of three months or less when purchased, to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with current accounting requirements. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits are reflected in the financial statements due to the Company not being in operations prior to February 21, 2022. Generally, all periods since inception are open to tax examination by taxing authorities.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow, except for the expected change in financial reporting for development stage companies. A recent FASB proposal will reduce the complexity of reporting for these companies by eliminating the “inception to date” information.

Accounting Standard update 2014-10 issued in June 2014, removes the financial reporting distinction between development stage companies and other reporting entities. The Amendment is for public business entities is effective with an annual reporting period beginning after December 15, 2014. Early implementation was available to the company and it has elected early implementation.

NOTE 4. RELATED PARTY TRANSACTIONS

SX Capital Management, LLC (SX), the Company’s sole shareholder (its original incorporator), has paid all expenses incurred by the Company, which includes resident agent fees, basic state and local fees, audit fees and taxes, and expenses related to the formation of the Company and the professional fees and expenses associated with the preparation and filing of the Company’s registration of its Common Stock on Form 10. On a going forward basis, SX has committed to funding all expenses incurred by the Company through the date of completion of a business combination. Therefore, the Company will be obligated to SX for such expenses until the consummation of a transaction. These payments for expenses are advances and the terms of repayment to SX are not fixed. The Company is indebted to SX in the amount of $2,750 related to such expenses as of June 30, 2022.

We utilize the office space and equipment of our stockholder at no cost. Management estimates such amounts to be immaterial.

Steven Mitcham, the Company’s chief executive officer and Chairman is also a managing partner of SX, the Company’s sole shareholder.

NOTE 5. STOCKHOLDER’S EQUITY

Upon formation, the Board of Directors issued 1,000,000 shares of common stock for $100 to open the Company’s bank account.

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2022:

•	Common stock, $ 0.0001 par value: 180,000,000 shares authorized; 1,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; none issued and outstanding. Rights and Provisions of said preferred shares will be determined at a later date; prior to issuance.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2022 through the date these financial statements were issued and has noted no subsequent events after June 30, 2022 for which disclosure is required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

PLAN OF OPERATION

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire or merge with a Target Business. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate Target Businesses to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with additional capital contributed by SX, our sole stockholder.

During the next 12 months, we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We anticipate that these costs may be in the range of ten to fifteen thousand dollars, and that we will be able to meet these costs as necessary, to be loaned to or invested in us by our sole stockholder, SX. We anticipate allocating the entire amount towards the filing of Exchange Act reports. The foregoing notwithstanding, SX has not committed to a maximum amount of financial contribution to the Company.

The Company, does not intend to but, may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

SX is continually in discussion with various entities who are considering mergers and acquisition, however, our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any Target Business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

 We anticipate that the consummation of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Revenues

For the three months ended June 30, 2022 revenues were $0. This was attributable to having been formed on February 21, 2022 and the Company’s business plan.

Cost of Revenue

For the three months ended June 30, 2022 Cost of Revenues were $0. This was attributable to having been formed on February 21, 2022 and the Company’s business plan.

Cash Flow

Cash at the end of the three month period ended June 30, 2022 was $84. A $16 decrease from the previous period February 21, 2022 (inception) to March 31, 2022. This was attributable to bank charges.

Officer Compensation

Officer Compensation was $0 for the three months ended June 30, 2022.

Professional Fees

Professional Fees were $0 for the three months ended June 30, 2022.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses were $0 for the three months ended June 30, 2022.

Other Expense

Other Expense were $0 for the three months ended June 30, 2022.

Net Loss

Net Loss for the three months ended June 30, 2022 was $16.00.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2022.

June 30, 2022
Current Assets	$84
Current Liabilities	$0
Working Capital (Deficit)	$84

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not effected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

 Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have not caused a deficit as of June 30, 2022.

The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes from the risk factors previously disclosed in the Company’s (i) most recent Form 10 filing as filed with the SEC 10-12G/A on July 27, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2022, we have issued no additional equity securities in any form to anyone inside or outside the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

[Intentionally Left Blank]

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	☒

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	☒

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	☒

101.LAB*	Inline XBRL Taxonomy Extension Label Document	☒

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	☒

101.DEF*	Inline XBRL Taxonomy Extension Linkbase Definition	☒

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	☒

_______

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

9

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DILIGENT CAPITAL HOLDINGS, INC.

Dated: August 17, 2022	By:	/s/ Steven D. Mitcham
Steven D. Mitcham
CEO
(Principal Executive Officer)

