Form 10-Q/A
period 2022-06-30
Diligent Capital Holdings, Inc.
filed 2022-08-19
CIK 1922981

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

3

DILIGENT CAPITAL HOLDINGS, INC.

Balance Sheets

	As of June 30, 2022 (Unaudited)	As of December 31, 2021
ASSETS
Current Assets

Cash	$84	$0

Total Current Assets	84	0

TOTAL ASSETS	$84	$0

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	0	0

Total Current Liabilities	0	0

TOTAL LIABILITIES	0	0

Stockholder’s Equity (Deficit) Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	$0	0
Common stock ($0.0001 par value, 180,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2022)	25	0

Paid in Capital	75	0
Accumulated Deficit	(16)	0
Total Stockholder’s Equity (Deficit)	84	0
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$84	$0

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

 Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	For The Period From Inception (February 21, 2022 to June 30, 2022)

Revenues	-	-	-	-

Revenues	$-		$-	-

Total Revenues	-		-	-

General & Administrative Expenses	16		16	16

Total General & Administrative Expenses	16	-	16	16

Net Earnings (Loss)	$(16)		$(16)	(16)
Basic loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	1,000,000		1,000,000	1,000,000

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Cash Flows

(Unaudited)

	Six Months Ending June 30, 2021 (Unaudited)	Six Months Ended June 30, 2022 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$0	$(16)

Changes in assets and liabilities	0	-

Net cash provided by (used in) operating activities	0	(16)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	0	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	0	-

Increase in Shareholder loans		-

Capital in Excess of Par	0	-

Net cash provided by (used in) financing activities	0	-

Net increase (decrease) in cash	0	(16)

Cash at beginning of period	0	100

Cash at end of period	0	84

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	0	-

Income taxes paid	0	-

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-3

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Changes in Stockholder’s Equity (Deficit)

From March 31, 2022 through June 30, 2022

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Deficit Accumulated	Total
Balance As Of February 21, 2022 (inception) Issuance of Common Stock	1,000,000	$25	$75	-	$100

Balance As Of March 31, 2022	1,000,000	$25	$75	-	$100

Net loss	-	-	-	(16)	(16)

Balance As Of June 30, 2022	1,000,000	$25	$75	(16)	$84

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

