Form 10-Q
period 2022-09-30
Diligent Capital Holdings, Inc.
filed 2022-11-21
CIK 1922981

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 30, 2022, the issuer had 1,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DILIGENT CAPITAL HOLDINGS, INC.

FINANCIAL STATEMENTS

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

3

DILIGENT CAPITAL HOLDINGS, INC.

Balance Sheets

	As of September 30, 2022 (Unaudited)	As of December 31, 2021
ASSETS
Current Assets

Cash	$104	$0

Total Current Assets	104	0

TOTAL ASSETS	$104	$0

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	0	0

Total Current Liabilities	0	0

TOTAL LIABILITIES	0	0

Stockholder’s Equity (Deficit) Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	$0	0
Common stock ($0.0001 par value, 180,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2022)	25	0

Paid in Capital	127	0
Accumulated Deficit	(48)	0
Total Stockholder’s Equity (Deficit)	104	0
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$104	$0

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-1

DILIGENT CAPITAL HOLDINGS, INC.

 Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	For The Period From Inception (February 21, 2022 to September 30, 2022)

Revenues	-	-	-	-

Revenues	$-		$-	-

Total Revenues	-		-	-

General & Administrative Expenses	32		48	48

Total General & Administrative Expenses	32	-	48	48

Net Earnings (Loss)	$(32)		$(48)	(48)
Basic loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	1,000,000		1,000,000	1,000,000

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-2

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Cash Flows

(Unaudited)

	Nine Months Ending September 30, 2021 (Unaudited)	Nine Months Ended September 30, 2022 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$0	$(48)

Changes in assets and liabilities	0	-

Net cash provided by (used in) operating activities	0	(48)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	0	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	0	25

Increase in Shareholder loans		-

Capital in Excess of Par	0	127

Net cash provided by (used in) financing activities	0	152

Net increase (decrease) in cash	0	104

Cash at beginning of period	0	0

Cash at end of period	0	104

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	0	-

Income taxes paid	0	-

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-3

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Changes in Stockholder’s Equity (Deficit)

From March 31, 2022 through September 30, 2022

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Deficit Accumulated	Total
Balance As Of February 21, 2022 (inception) Issuance of Common Stock	1,000,000	$25	$75	-	$100

Balance As of March 31, 2022	1,000,000	$25	$75	-	$100

Balance As of June 30, 2022	1,000,000	$25	$75	(16)	$84

Net Income (loss)	-	-	-	(48)	(48)

Balance As Of September 30, 2022	1,000,000	$25	$127	(48)	$104

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-4

DILIGENT CAPITAL HOLDINGS, INC.

 Notes to Financial Statements

Three Months Ended September 30, 2022

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

The results for the three months ended September 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement dated July 27,2022, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2022 and for the related periods presented.

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

F-5

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

F-6

NOTE 4. RELATED PARTY TRANSACTIONS

SX Capital Management, LLC (SX), the Company’s sole shareholder (its original incorporator), has paid all expenses incurred by the Company, which includes resident agent fees, basic state and local fees, audit fees and taxes, and expenses related to the formation of the Company and the professional fees and expenses associated with the preparation and filing of the Company’s registration of its Common Stock on Form 10. On a going forward basis, SX has committed to funding all expenses incurred by the Company through the date of completion of a business combination. Therefore, the Company will be obligated to SX for such expenses until the consummation of a transaction. These payments for expenses are advances and the terms of repayment to SX are not fixed. The Company is indebted to SX in the amount of $2,750 related to such expenses as of September 30, 2022.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2022:

•	Common stock, $ 0.0001 par value: 180,000,000 shares authorized; 1,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; none issued and outstanding. Rights and Provisions of said preferred shares will be determined at a later date; prior to issuance.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2022 through the date these financial statements were issued and has noted no subsequent events after September 30, 2022 for which disclosure is required.

F-7

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

Revenues

For the three months ended September 30, 2022 revenues were $0. This was attributable to having been formed on February 21, 2022 and the Company’s business plan.

Cost of Revenue

For the three months ended September 30, 2022 Cost of Revenues were $0. This was attributable to having been formed on February 21, 2022 and the Company’s business plan.

Cash Flow

Cash at the end of the three month period ended September 30, 2022 was $84. A $16 decrease from the previous period February 21, 2022 (inception) to March 31, 2022. This was attributable to bank charges.

Officer Compensation

Officer Compensation was $0 for the three months ended September 30, 2022.

Professional Fees

Professional Fees were $0 for the three months ended September 30, 2022.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses were $0 for the three months ended September 30, 2022.

Other Expense

Other Expense were $0 for the three months ended September 30, 2022.

Net Loss

Net Loss for the three months ended September 30, 2022 was $16.00.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2022.

September 30, 2022
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

 Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have not caused a deficit as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2022, we have issued no additional equity securities in any form to anyone inside or outside the Company.

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

DILIGENT CAPITAL HOLDINGS, INC.

Dated: November 15, 2022	By:	/s/ Steven D. Mitcham
Steven D. Mitcham
CEO
(Principal Executive Officer)

