Form 10-Q/A
period 2022-06-30
Diligent Capital Holdings, Inc.
filed 2023-04-14
CIK 1922981

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2022, is solely for providing restated financials. The financials and related notes have been restated due to information not previously provided.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on August 19, 2022, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 19, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DILIGENT CAPITAL HOLDINGS, INC.

FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

4

DILIGENT CAPITAL HOLDINGS, INC.

Restated Balance Sheet

(Unaudited)

	Restated As of June 30, 2022 (Unaudited)	As of December 31, 2021
ASSETS
Current Assets

Cash	$84	$0

Total Current Assets	84	0

TOTAL ASSETS	$84	$0

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

Long Term Liabilities

Shareholder Loans	3,110	0

Total Long Term Liabilities	3,110	0

TOTAL LIABILITIES	0	0

Stockholder’s Equity (Deficit) Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	$0	0
Common stock ($0.0001 par value, 180,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2022)	100	0

Paid in Capital	0	0
Accumulated Deficit	(3,126)	0
Total Stockholder’s Equity (Deficit)	(3,026)	0
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$84	$0

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-1

DILIGENT CAPITAL HOLDINGS, INC.

 Restated Statements of Operations

(Unaudited)

	Restated Three Months Ended June 30, 2022	Restated Six Months Ended June 30, 2022

Revenues	-	-

Revenues	$-	$-

Total Revenues	-	-

Accounting Fees & Expenses	2,750	2,750

Banking Fees & Charges	16	16

SEC Filing Fees & Expenses	360	360

Total General & Administrative Expenses	3,126	3,126

Net Earnings (Loss)	$(3,126)	$(3,126)
Basic loss per share	(0.00)	(0.00)
Weighted average number of common shares outstanding	1,000,000	1,000,000

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-2

DILIGENT CAPITAL HOLDINGS, INC.

Restated Statement of Cash Flows

(Unaudited)

	Six Months Ending June 30, 2021 (Unaudited)	Restated Six Months Ended June 30, 2022 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$0	$(3,126)

Changes in assets and liabilities	0	-

Net cash provided by (used in) operating activities	0	(3,126)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	0	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	0	100

Increase in Shareholder loans		3,110

Capital in Excess of Par	0	0

Net cash provided by (used in) financing activities	0	3,210

Net increase (decrease) in cash	0	(16)

Cash at beginning of period	0	0

Cash at end of period	0	84

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	0	-

Income taxes paid	0	-

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-3

DILIGENT CAPITAL HOLDINGS, INC.

Restated Statement of Changes in Stockholder’s Equity (Deficit)

From March 31, 2022 through June 30, 2022

(Unaudited)

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Restated Deficit Accumulated	Total
Balance As Of February 21, 2022 (inception) Issuance of Common Stock	1,000,000	$100	$0	-	$100

Balance As Of March 31, 2022	1,000,000	$100	$0	-	$100

Net loss		-	-	(3,126)	(3,026)

Balance As Of June 30, 2022	1,000,000	$100	$0	(3,126)	$(3,026)

F-4

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

Accounting Standard update 2014-10 issued in June 2014, removes the financial reporting distinction between development stage companies and other reporting entities. The Amendment is for public business entities is effective with an annual reporting period beginning after December 15, 2014. Early implementation was available to the company, and it has elected early implementation.

F-6

NOTE 4. RELATED PARTY TRANSACTIONS

SX Capital Management, LLC (SX), the Company’s sole shareholder (its original incorporator), has paid all expenses incurred by the Company, which includes resident agent fees, basic state and local fees, audit fees and taxes, and expenses related to the formation of the Company and the professional fees and expenses associated with the preparation and filing of the Company’s registration of its Common Stock on Form 10. On a going forward basis, SX has committed to funding all expenses incurred by the Company through the date of completion of a business combination. Therefore, the Company will be obligated to SX for such expenses until the consummation of a transaction. These payments for expenses are advances and the terms of repayment to SX are not fixed. The Company is indebted to SX in the amount of $3,110 related to such expenses as of June 30, 2022.

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

NOTE 6.  RESTATEMENT

The following are previously recorded and restated balances as of June 30, 2022.

F-7

DILIGENT CAPITAL HOLDINGS, INC.

Restated Balance Sheets

	As of	As of	As of
	June 30,	June 30,	June 30,
	2022	2022	2022
ASSETS	As Previously Stated	Restated Adjustments	As Restated
Current Assets
Cash	$84.00	$0.00	$84.00

Total Current Assets	84.00	0	84.00

TOTAL ASSETS	$84.00	$0.00	$84.00

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITIES

Long Term Liabilities

Shareholder Loans	$0.00	$3,110.00	$3,110.00

Total Long Term Liabilities	$0.00	$3,110.00	$3,110.00

TOTAL LIABILITIES	0.00	0.00	0.00

Stockholder’s Equity (Deficit) Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	$0.00	$0.00	$0.00
Common stock ($0.0001 par value, 180,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2022)	25.00	75.00	100.00

Paid in Capital	75.00	(75.00)	0.00
Accumulated Deficit	(16.00)	(3,010.00)	(3,026.00)
Total Stockholder’s Equity (Deficit)	84.00	0.00	84.00
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$84.00	$0.00	$84.00

F-8

DILIGENT CAPITAL HOLDINGS, INC.

Restated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	As Previously Reported	Restated Adjustments	As Restated	As Restated

Revenues	0.00	0.00	0.00	0.00

Revenues	$0.00	$0.00	$0.00	0.00

Total Revenues	0.00		0.00	0.00

Accounting Fees & Expenses	0.00	2,750.00	2,750.00	2,750.00

Bank Fees & Charges	16.00	0.00	16.00	16.00

SEC Filings & Expenses	0.00	360.00	360.00	360.00

Total General & Administrative Expenses	16.00	3,110.00	3,126.00	3,126.00

Net Earnings (Loss)	$(16.00)	$(3,110.00)	$(3126.00)	(3126.00)
Basic loss per share	0.00	0.00	(0.00)	(0.00)
Weighted average number of common shares outstanding	1,000,000.00		1,000,000.00	1,000,000.00

F-9

DILIGENT CAPITAL HOLDINGS, INC.

Restated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2022	Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:	As Previously Reported	Restated Adjustments	As Restated
Net Income (loss)	$(16.00)	$(3,110.00)	$(3,126.00)

Changes in assets and liabilities	$0	$0	$0

Net cash provided by (used in) operating activities	$(16.00)	$(3,110.00)	$(3,126.00)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	$0	$0	$0

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	0.00	100.00	100.00

Increase in Shareholder loans		3,110.00	3,110.00

Capital in Excess of Par	$0.00	$0.00	$0.00

Net cash provided by (used in) financing activities	$0.00	$3,210.00	$3,210.00

Net increase (decrease) in cash	(16.00)	0.00	(16.00)

Cash at beginning of period	$100.00	$0	$100.00

Cash at end of period	$84.00	$0	$84.00

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

F-10

DILIGENT CAPITAL HOLDINGS, INC.

Restated Statement of Changes in Stockholder’s Equity (Deficit)

From January 1, 2022 through June 30, 2022

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Deficit Accumulated	Total
Balance As Of February 21, 2022 (inception) Issuance of Common Stock	1,000,000	$100	$0	-	$100

Balance As Of March 31, 2022	1,000,000	$100	$0	-	$100

Net loss	-	-	-	(3,126)	(3,126)

Balance As Of June 30, 2022	1,000,000	$100	$0	(3,026)	$(3,026)

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2022 through the date these financial statements were issued and has noted no subsequent events after June 30, 2022 for which disclosure is required.

F-11

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with additional capital contributed by SX, our sole stockholder. The Company is indebted to SX in the amount of $3,110 related to such expenses as of June 30, 2022.

During the next 12 months, we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	investigating, analyzing, and consummating an acquisition.

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

 We anticipate that the consummation of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures, and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses were $3,126 for the three months ended June 30, 2022.

Other Expense

Other Expense were $0 for the three months ended June 30, 2022.

Net Loss

Net Loss for the three months ended June 30, 2022, was $3,126.

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

10

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DILIGENT CAPITAL HOLDINGS, INC.

Dated: April 13, 2023	By:	/s/ Steven D. Mitcham
Steven D. Mitcham
CEO
(Principal Executive Officer)

