Form 10-Q/A
period 2022-09-30
Diligent Capital Holdings, Inc.
filed 2023-04-14
CIK 1922981

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment 1)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 11, 2022, is solely for providing restated financials. The financials and related notes have been restated due to information not previously provided.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 11, 2022, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after November 11, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DILIGENT CAPITAL HOLDINGS, INC.

FINANCIAL STATEMENTS

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

4

DILIGENT CAPITAL HOLDINGS, INC.

Restated Balance Sheets

(Unaudited)

	Restated As of September 30, 2022 (Unaudited)	As of December 31, 2021
ASSETS
Current Assets

Cash	$104	$0

Total Current Assets	104	0

TOTAL ASSETS	$104	$0

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

Long Term Liabilities

Shareholder Loans	$6,474	0

Total Current Liabilities	$6,474	0

TOTAL LIABILITIES	$6,474	0

Stockholder’s Equity (Deficit) Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	$0	0
Common stock ($0.0001 par value, 180,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2022)	100	0

Paid in Capital	0	0
Accumulated Deficit	(6,470)	0
Total Stockholder’s Equity (Deficit)	(6,370)	0
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$104	$0

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-1

DILIGENT CAPITAL HOLDINGS, INC.

 Restated Statements of Operations

(Unaudited)

	Restated Three Months Ended September 30, 2022	Restated Six Months Ended September 30, 2022

Revenues	-	-

Revenues	$-	$-

Total Revenues	-	-

Accounting Fees & Expenses	1,850	4,600

Banking Fees & Charges	32	48

SEC Filings & Expenses	1,462	1,822

Total General & Administrative Expenses	3,344	6,470

Net Earnings (Loss)	$(3,344)	$(6,470)
Basic loss per share	(0.00)	(0.00)
Weighted average number of common shares outstanding	1,000,000	1,000,000

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-2

DILIGENT CAPITAL HOLDINGS, INC.

Restated Statement of Cash Flows

(Unaudited)

	Nine Months Ending September 30, 2021 (Unaudited)	Restated Nine Months Ended September 30, 2022 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$0	$(6,470)

Changes in assets and liabilities	0	-

Net cash provided by (used in) operating activities	0	(6,470)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	0	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	0	100

Increase in Shareholder loans		6,474

Capital in Excess of Par	0	0

Net cash provided by (used in) financing activities	0	6,574

Net increase (decrease) in cash	0	104

Cash at beginning of period	0	0

Cash at end of period	0	104

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	0	-

Income taxes paid	0	-

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-3

DILIGENT CAPITAL HOLDINGS, INC.

Restated Statement of Changes in Stockholder’s Equity (Deficit)

From March 31, 2022 through September 30, 2022

(Unaudited)

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Restated Deficit Accumulated	Total
Balance As Of February 21, 2022 (inception) Issuance of Common Stock	1,000,000	$100	$0	-	$100

Balance As of March 31, 2022	1,000,000	$100	$0	-	$100

Balance As of June 30, 2022	1,000,000	$100	$0	(3,126)	$(3,026)

Net Income (loss)	-	-	-	(3,344)	(6,370)

Balance As Of September 30, 2022	1,000,000	$100	$0	(6,470)	$(6,370)

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

F-6

NOTE 4. RELATED PARTY TRANSACTIONS

SX Capital Management, LLC (SX), the Company’s sole shareholder (its original incorporator), has paid all expenses incurred by the Company, which includes resident agent fees, basic state and local fees, audit fees and taxes, and expenses related to the formation of the Company and the professional fees and expenses associated with the preparation and filing of the Company’s registration of its Common Stock on Form 10. On a going forward basis, SX has committed to funding all expenses incurred by the Company through the date of completion of a business combination. Therefore, the Company will be obligated to SX for such expenses until the consummation of a transaction. These payments for expenses are advances and the terms of repayment to SX are not fixed. The Company is indebted to SX in the amount of $6,474 related to such expenses as of September 30, 2022.

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

NOTE 6.  RESTATEMENT

The following are previously recorded and restated balances as of September 30, 2022.

F-7

DILIGENT CAPITAL HOLDINGS, INC.

Restated Balance Sheets

	As of September 30, 2022	As of September 30, 2022	As of September 30, 2022
	As Previously Stated	Restated Adjustments	As Restated
ASSETS
Current Assets
Cash	$104.00	$0.00	$104.00

Total Current Assets	104.00	0	104.00

TOTAL ASSETS	$104.00	$0.00	$104.00

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

LIABILITIES

Long Term Liabilities

Shareholder Loans	$0.00	$6,474.00	$6,474.00

Total Long Term Liabilities Liabilities	0.00	6,474.00	$6,474.00

TOTAL LIABILITIES	0.00	6474.00	6474.00

Stockholder’s Equity (Deficit) Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	$0.00	$0.00	$0.00
Common stock ($0.0001 par value, 180,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2022)	25.00	75.00	100.00

Paid in Capital	127.00	(127.00)	0.00
Accumulated Deficit	(48.00)	(3010.00)	(6,470.00)
Total Stockholder’s Equity (Deficit)	104.00	(6474.00)	(6370.00)
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$104.00	$0.00	$104.00

F-8

DILIGENT CAPITAL HOLDINGS, INC.

Restated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2022	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	As Previously Reported	Restated Adjustments	As Restated	As Restated
Revenues	0.00	0.00	0.00	0.00

Revenues	$0.00	$0.00	$0.00	0.00

Total Revenues	0.00		0.00	0.00

Accounting Fees & Expenses	0.00	1,850.00	1,850.00	4,600.00

Bank Fees & Charges	32.00	0.00	32.00	48.00

SEC Filings & Expenses	0.00	1462.00	1462.00	1,822.00

Total General & Administrative Expenses	32.00	3,312.00	3,344.00	6,470.00

Net Earnings (Loss)	$(32.00)	$(3,312.00)	$(3344.00)	(6,470.00)
Basic loss per share	0.00	0.00	(0.00	(0.00
Weighted average number of common shares outstanding	1,000,000.00		1,000,000.00	1,000,000.00

F-9

DILIGENT CAPITAL HOLDINGS, INC.

Restated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:	As Previously Reported	Restated Adjustments	As Restated
Net Income (loss)	$(48.00)	$(6,422.00)	$(6,470.00)

Changes in assets and liabilities	$0	$0	$0

Net cash provided by (used in) operating activities	$(48.00)	$(6,422.00)	$(6,470.00)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	$0	$0	$0

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	25.00	75.00	100.00

Increase in Shareholder loans	0	6,474.00	6,474.00

Capital in Excess of Par	$127.00	$(127.00)	$0.00

Net cash provided by (used in) financing activities	$152.00	$6,447.00	$6,574.00

Net increase (decrease) in cash	104.00	0.00	104.00

Cash at beginning of period	$0.00	$0	$0.00

Cash at end of period	$104.00	$0	$104.00

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

F-10

DILIGENT CAPITAL HOLDINGS, INC.

Restated Statement of Changes in Stockholder’s Equity (Deficit)

From January 1, 2022 through September 30, 2022

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Deficit Accumulated	Total
Balance As Of February 21, 2022 (inception) Issuance of Common Stock	1,000,000	$100	$0	-	$100

Balance As of March 31, 2022	1,000,000	$100	$0	-	$100

Balance As of June 30, 2022	1,000,000	$100	$0	(3,126)	$(3,026)

Net Income (loss)	-	-	-	(3,344)	(6,370)

Balance As Of September 30, 2022	1,000,000	$100	$0	(6,474)	$(6,370)

NOTE 7. SUBSEQUENT EVENTS

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with additional capital contributed by SX, our sole stockholder. The Company is indebted to SX in the amount of $6,474 related to such expenses as of September 30, 2022.

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

Cash Flow

Cash at the end of the three-month period ended September 30, 2022 was $84. A $16 decrease from the previous period February 21, 2022 (inception) to March 31, 2022. This was attributable to bank charges.

Officer Compensation

Officer Compensation was $0 for the three months ended September 30, 2022.

Professional Fees

Professional Fees were $0 for the three months ended September 30, 2022.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses were $6,470 for the three months ended September 30, 2022.

Other Expense

Other Expense were $0 for the three months ended September 30, 2022.

Net Loss

Net Loss for the three months ended September 30, 2022 was $6,470.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2022.

September 30, 2022
Current Assets	$104
Current Liabilities	$0
Working Capital (Deficit)	$104

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

