Form 10-K
period 2022-12-31
Diligent Capital Holdings, Inc.
filed 2023-04-14
CIK 1922981

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2022 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-1922981

DILIGENT CAPITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	88-0954889
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

302 Perimeter Center N #1260
Atlanta, Georgia	30346
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 941-5527

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0

As of December 31, 2022, the issuer had 1,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DILIGENT CAPITAL HOLDINGS, INC.

FINANCIAL STATEMENTS

(Audited)

FOR THE PERIOD ENDED DECEMBER 31, 2022

3

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Audit Committee:

Diligent Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Diligent Capital Holdings, Inc. as of December 31, 2022 and the related statements of operations, changes in stockholders’ (deficit)/equity and cash flows for the year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2022.

PCAOB ID: 6108

Vancouver, Washington

March 31, 2023

DILIGENT CAPITAL HOLDINGS, INC.

Balance Sheets

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Unaudited)
ASSETS
Current Assets

Cash	$226	$-

Total Current Assets	226	-

TOTAL ASSETS	$226	$-

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

Long Term Liabilities

Shareholder Loans Payable	9,314	-

Total Long Term Liabilities	9,314	-

TOTAL LIABILITIES	9,314	-

Stockholder’s Equity (Deficit)
Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	$-	-
Common stock ($0.0001 par value, 180,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2022)	100	-

Paid in Capital	0	-

Accumulated Deficit	(9,188)	-
Total Stockholder’s Equity (Deficit)	(9,088)	-

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$226	$-

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

Statements of Operations

(Audited)

	The Year Ended December 31, 2022 (Audited)	The Year Ended December 31, 2021 (Unaudited)

Revenues

Revenues	$-	-

Total Revenues	-	-

Operating Expenses

Accounting Fees & Expenses	6,450

Bank Fees & Charges	93

SEC Filing Fees & Expenses	2,645	-

Total Operating Expenses	9,188	-

Net Earnings (Loss)	$(9,188)	-
Basic loss per share		-

Weighted average number of common shares outstanding	1,000,000	-

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Cash Flows

(Audited)

	The Year Ended December 31, 2022 (Audited)	The Year Ended December 31, 2021 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income(loss)	$(9,188)	-

Changes in assets and liabilities	-	-

Net cash provided by (used in) operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities		-

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	100	-

Increase in Shareholder loans	9,314	-

Capital in Excess of Par	0	-

Net cash provided by (used in) financing activities	9,414	-

Net increase (decrease) in cash	226	-

Cash at beginning of period	0	-

Cash at end of period	226	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
		-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid		-

Income taxes paid		-

See Notes to Financial Statements These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Changes in Stockholder’s Equity (Deficit)

From March 31, 2022 through December 31, 2022

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Deficit Accumulated	Total
Balance As Of February 21, 2022 (inception) Issuance of Common Stock	1,000,000	$100	$0	-	$100

Balance As of March 31, 2022	1,000,000	$100	$0	-	$100

Balance As of June 30, 2022	1,000,000	$100	$0	(3,126)	$(3,026)

Balance As Of September 30, 2022	1,000,000	$100	$0	(6,470)	$(6,370)

Net Income (loss)	-	-	-	(9,188)	(9,088)

Balance As Of December 31, 2022	1,000,000	$100	$0	(9,188)	$(9,088)

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

Diligent Capital Holdings, Inc.

Notes to Financial Statements

December 31, 2022

(Audited)

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

The results for the year ended December 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement dated July 27, 2022, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2022 and for the related periods presented.

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

NOTE 4. RELATED PARTY TRANSACTIONS

SX Capital Management, LLC (SX), the Company’s sole shareholder (its original incorporator), has paid all expenses incurred by the Company, which includes resident agent fees, basic state and local fees, audit fees and taxes, and expenses related to the formation of the Company and the professional fees and expenses associated with the preparation and filing of the Company’s registration of its Common Stock on Form 10. On a going forward basis, SX has committed to funding all expenses incurred by the Company through the date of completion of a business combination. These payments for expenses are advances and the terms of repayment to SX are not fixed. The Company is indebted to SX in the amount of $9,314 related to such expenses as of December 31, 2022.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2022:

•	Common stock, $ 0.0001 par value: 180,000,000 shares authorized; 1,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; none issued and outstanding. Rights and Provisions of said preferred shares will be determined at a later date; prior to issuance.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2022 through the date these financial statements were issued and has noted no subsequent events after December 31, 2022 for which disclosure is required.

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

Revenues

For the year ended December 31, 2022 revenues were $0. This was attributable to having been formed on February 21, 2022 and the Company’s business plan.

Cost of Revenue

For the three months ended December 31, 2022 Cost of Revenues were $0. This was attributable to having been formed on February 21, 2022 and the Company’s business plan.

Cash Flow

Cash at the end of the year ended December 31, 2022 was $226. A $226 increase from the previous period February 21, 2022 (inception). This was attributable to paid in capital.

Officer Compensation

Officer Compensation was $0 for the year ended December 31, 2022.

Professional Fees

Professional Fees were $0 for the year ended December 31, 2022.

Selling, General and Operating Expenses

Selling, General and Administrative Expenses were ($9,188) for the year ended December 31, 2022.

Other Expense

Other Expense were $0 for the year ended December 31, 2022.

Net Loss

Net Loss for the year ended December 31, 2022 was ($9,188)

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2022.

December 31, 2022
Current Assets	$226
Current Liabilities	$0
Working Capital (Deficit)	$226

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

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have not caused a deficit as of December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of December 31, 2022, we have issued no additional equity securities in any form to anyone inside or outside the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

(balance of page left blank intentionally)

Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS*	Inline XBRL Instance Document	X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	Inline XBRL Taxonomy Extension Label Document	X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	Inline XBRL Taxonomy Extension Linkbase Definition	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

8

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diligent Capital Holdings, Inc.

Dated: April 13, 2023	By:	/s/ Steven Mitcham
Steven Mitcham, CEO
(Principal Executive Officer)

