Form 10-Q
period 2023-03-31
Diligent Capital Holdings, Inc.
filed 2023-05-11
CIK 1922981

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, the issuer had 1,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DILIGENT CAPITAL HOLDINGS, INC.

FINANCIAL STATEMENTS

(Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2023

3

DILIGENT CAPITAL HOLDINGS, INC.

Balance Sheets

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
ASSETS
Current Assets

Cash	$181	$226

Total Current Assets	181	226

TOTAL ASSETS	$181	$226

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	0	0

Total Current Liabilities	0	0

Long Term Liabilities

Shareholder Notes Payable	$9,314	9,314

Total Long Term Liabilities	9,314	9,314

TOTAL LIABILITIES	$9,314	9,314

Stockholder’s Equity (Deficit) Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	$0	0
Common stock ($0.0001 par value, 180,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2023)	100	100

Paid in Capital	0	0
Accumulated Deficit	(9,233)	(9,188)
Total Stockholder’s Equity (Deficit)	(9,133)	(9,088)
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$181	$226

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-1

DILIGENT CAPITAL HOLDINGS, INC.

 Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Revenues	-	-

Revenues	$-	-

Total Revenues	-	-

Operating Expenses

Accounting Fees & Expenses	-	-

Bank Fees & Charges	45	-

SEC Filing Fees & Expenses	-	-

Total Operating Expenses	45	-

Net Earnings (Loss)	$(45)	-
Basic loss per share	(0.00)	-
Weighted average number of common shares outstanding	1,000,000	1,000,000

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-2

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Cash Flows

(Unaudited)

	Three Months Ending March 31, 2023 (Unaudited)	Three Months Ended March 31, 2022 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$(45)	$0

Changes in assets and liabilities	0	0

Net cash provided by (used in) operating activities	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	0	100

Increase in Shareholder loans	0	0

Capital in Excess of Par	0	0

Net cash provided by (used in) financing activities	0	100

Net increase (decrease) in cash	0	100

Cash at beginning of period	226	0

Cash at end of period	181	100

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	0	0

Income taxes paid	0	0

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-3

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Changes in Stockholder’s Equity (Deficit)

From March 31, 2022 through March 31, 2023

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Deficit Accumulated	Total
Balance As Of February 21, 2022 (inception) Issuance of Common Stock	1,000,000	$100	$0	-	$100

Balance As of March 31, 2022	1,000,000	$100	$0	(0)	$(100)

Net Income (loss)	-	-	-	(45)	(45)

Balance As Of March 31, 2023	1,000,000	$100	$0	(9,233)	$(9,133)

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

F-4

DILIGENT CAPITAL HOLDINGS, INC.

 Notes to Financial Statements

Three Months Ended March 31, 2023

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

The results for the three months ended March 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement dated July 27,2022, filed with the Securities and Exchange Commission. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K, dated December 31, 2022.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2023 and for the related periods presented.

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

F-6

NOTE 4. RELATED PARTY TRANSACTIONS

SX Capital Management, LLC (SX), the Company’s sole shareholder (its original incorporator), has paid all expenses incurred by the Company, which includes resident agent fees, basic state and local fees, audit fees and taxes, and expenses related to the formation of the Company and the professional fees and expenses associated with the preparation and filing of the Company’s registration of its Common Stock on Form 10. On a going forward basis, SX has committed to funding all expenses incurred by the Company through the date of completion of a business combination. Therefore, the Company will be obligated to SX for such expenses until the consummation of a transaction. These payments for expenses are advances and the terms of repayment to SX are not fixed. The Company is indebted to SX in the amount of $9,314 related to such expenses as of March 31, 2023.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2023:

•	Common stock, $ 0.0001 par value: 180,000,000 shares authorized; 1,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; none issued and outstanding. Rights and Provisions of said preferred shares will be determined at a later date; prior to issuance.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Revenues

For the three months ended March 31, 2023 revenues were $0. This was attributable to having been formed on February 21, 2022 and the Company’s business plan.

Cost of Revenue

For the three months ended March 31, 2023 Cost of Revenues were $0. This was attributable to having been formed on February 21, 2022 and the Company’s business plan.

Cash Flow

Cash at the end of the three month period ended March 31, 2023 was $181. A $45 decrease from the previous period December 31, 2022 to March 31, 2023. This was attributable to bank charges.

Officer Compensation

Officer Compensation was $0 for the three months ended March 31, 2023.

Professional Fees

Professional Fees were $0 for the three months ended March 31, 2023.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses were $45 for the three months ended March 31, 2023.

Other Expense

Other Expense were $0 for the three months ended March 31, 2023.

Net Loss

Net Loss for the three months ended March 31, 2023 was $45.00.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2023.

March 31, 2023
Current Assets	$181
Current Liabilities	$0
Working Capital (Deficit)	$181

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

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have not caused a deficit as of March 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2023, we have issued no additional equity securities in any form to anyone inside or outside the Company.

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

DILIGENT CAPITAL HOLDINGS, INC.

Dated: May 10, 2023	By:	/s/ Steven D. Mitcham
Steven D. Mitcham
CEO
(Principal Executive Officer)

