Form 10-Q
period 2023-06-30
Diligent Capital Holdings, Inc.
filed 2023-08-11
CIK 1922981

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, the issuer had 1,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DILIGENT CAPITAL HOLDINGS, INC.

FINANCIAL STATEMENTS

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

3

DILIGENT CAPITAL HOLDINGS, INC.

Balance Sheets

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
ASSETS
Current Assets

Cash	$121	$226

Total Current Assets	121	226

TOTAL ASSETS	$121	$226

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	0	0

Total Current Liabilities	0	0

Long Term Liabilities

Shareholder Notes Payable	$12,397	9,314

Total Long Term Liabilities	12,397	9,314

TOTAL LIABILITIES	$12,397	9,314

Stockholder’s Equity (Deficit) Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	$0	0
Common stock ($0.0001 par value, 180,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2023)	100	100

Paid in Capital	0	0
Accumulated Deficit	(12,376)	(9,188)
Total Stockholder’s Equity (Deficit)	(12,276)	(9,088)
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$121	$226

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

 Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Revenues	-	-	-	-

Revenues	$-		$-	-

Total Revenues	-		-	-

Accounting Fees & Expenses	0	2,750	0	0

Banking Fees & Charges	45	16	105	16

SEC Filings & Expenses	3,083	360	3,083	0

Total General & Administrative Expenses	3,128	3,126	3,188	16

Net Earnings (Loss)	$(3,128)	(3,126)	$(3,188)	(16)
Basic loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	1,000,000		1,000,000	1,000,000

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Cash Flows

(Unaudited)

	Six Months Ending June 30, 2023 (Unaudited)	Six Months Ended June 30, 2022 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$(3,188)	$(3,126)

Changes in assets and liabilities	0	0

Net cash provided by (used in) operating activities	(3,188)	(3,126)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	0	100

Increase in Shareholder loans	3,083	3,110

Capital in Excess of Par	0	0

Net cash provided by (used in) financing activities	3,083	3,210

Net increase (decrease) in cash	(105)	84

Cash at beginning of period	226	0

Cash at end of period	121	84

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	0	0

Income taxes paid	0	0

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Changes in Stockholder’s Equity (Deficit)

From June 30, 2022 through June 30, 2023

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Deficit Accumulated	Total
Balance As Of December 31, 2021	1,000,000	$100	$0	-	$100

Balance As of March 31, 2022	1,000,000	$100	$0	(0)	$(100)

Balance As of June 30, 2022	1,000,000	$100	$0	(3,126)	$(3,026)

Balance As of September 30, 2022	1,000,000	$100	$0	(6,470)	(6,370)

Balance As of December 31, 2022	1,000,000	$100	$0	(9,188)	(9,088)

Balance As of March 31, 2023	1,000,000	$100	$0	(9,233)	(9,133)

Net Income (loss)	-	-	-	(3,188)	(3,188)

Balance As of June 30, 2023	1,000,000	$100	$0	(12,376)	$(12,276)

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

 Notes to Financial Statements

Six Months Ended June 30, 2023

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

The results for the six months ended June 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement dated July 27,2022, filed with the Securities and Exchange Commission. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K, dated December 31, 2022.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2023 and for the related periods presented.

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

NOTE 4. RELATED PARTY TRANSACTIONS

SX Capital Management, LLC (SX), the Company’s sole shareholder (its original incorporator), has paid all expenses incurred by the Company, which includes resident agent fees, basic state and local fees, audit fees and taxes, and expenses related to the formation of the Company and the professional fees and expenses associated with the preparation and filing of the Company’s registration of its Common Stock on Form 10. On a going forward basis, SX has committed to funding all expenses incurred by the Company through the date of completion of a business combination. Therefore, the Company will be obligated to SX for such expenses until the consummation of a transaction. These payments for expenses are advances and the terms of repayment to SX are not fixed. The Company is indebted to SX in the amount of $12,397 related to such expenses as of June 30, 2023.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2023:

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

Revenues

For the six months ended June 30, 2023 revenues were $0. This was attributable to the Company’s business plan.

Cost of Revenue

For the six months ended June 30, 2023 Cost of Revenues were $0. This was attributable to the Company’s business plan.

Cash Flow

Cash at the end of the six-month period ended June 30, 2023 was $121. A $60 decrease from the previous period March 31, 2023 to June 30, 2023. This was attributable to bank charges and expenses.

Officer Compensation

Officer Compensation was $0 for the six months ended June 30, 2023.

Professional Fees

Professional Fees were $0 for the six months ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses were $3,128 for the six months ended June 30, 2023.

Other Expense

Other Expense were $0 for the six months ended June 30, 2023.

Net Loss

Net Loss for the six months ended June 30, 2023 was $3,188.00.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2023.

June 30, 2023
Current Assets	$121
Current Liabilities	$0
Working Capital (Deficit)	$121

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

Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have not caused a deficit as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2023, we have issued no additional equity securities in any form to anyone inside or outside the Company.

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

DILIGENT CAPITAL HOLDINGS, INC.

Dated: August 10, 2023	By:	/s/ Steven D. Mitcham
Steven D. Mitcham
CEO
(Principal Executive Officer)

