Form 10-Q
period 2023-09-30
Diligent Capital Holdings, Inc.
filed 2023-11-30
CIK 1922981

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-1922981

DILIGENT CAPITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	88-0954889
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 Perimeter Center Place, 108 Atlanta, Georgia	30346
(Address of Principal Executive Offices)	(Zip Code)

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

As of September 30, 2023, the issuer had 1,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DILIGENT CAPITAL HOLDINGS, INC.

FINANCIAL STATEMENTS

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

3

DILIGENT CAPITAL HOLDINGS, INC.

Balance Sheets

	As of September 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
ASSETS
Current Assets

Cash	$106	$226

Total Current Assets	106	226

TOTAL ASSETS	$106	$226

LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	0	0

Total Current Liabilities	0	0

Long Term Liabilities

Shareholder Notes Payable	$15,576	9,314

Total Long Term Liabilities	15,576	9,314

TOTAL LIABILITIES	$15,576	9,314

Stockholder’s Equity (Deficit) Preferred stock, ($0.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	$0	0
Common stock ($0.0001 par value, 180,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2023)	100	100

Paid in Capital	0	0
Accumulated Deficit	(15,570)	(9,188)
Total Stockholder’s Equity (Deficit)	(15,470)	(9,088)
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY (DEFICIT)	$106	$226

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

 Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Revenues	-	-	-	-

Revenues	$-		$-	-

Total Revenues	-		-	-

Accounting Fees & Expenses	2,250	1,850	2,250	4,600

Banking Fees & Charges	30	32	120	48

SEC Filings & Expenses	0	1,462	4,012	1,822

Total General & Administrative Expenses	2,280	3,344	6,382	6,470

Net Earnings (Loss)	$(2,280)	(3,344)	$(6,382)	(6,470)
Basic loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000

See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Cash Flows

(Unaudited)

	Nine Months Ending September 30, 2023 (Unaudited)	Nine Months Ended September 30, 2022 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$(6,382)	$(6,470)

Changes in assets and liabilities	0	0

Net cash provided by (used in) operating activities	(6,382)	(6,470)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock	0	25

Increase in Shareholder loans	6,262	6,474

Capital in Excess of Par	75	75

Net cash provided by (used in) financing activities	6,262	6,574

Net increase (decrease) in cash	(120)	104

Cash at beginning of period	226	0

Cash at end of period	106	104

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	0	0

Income taxes paid	0	0

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

Statement of Changes in Stockholder’s Equity (Deficit)

From September 30, 2022 through September 30, 2023

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Deficit Accumulated	Total
Balance As Of February 01, 2022	1,000,000	$100	$0	-	$100

Balance As of March 31, 2022	1,000,000	$100	$0	(0)	$(100)

Balance As of June 30, 2022	1,000,000	$100	$0	(3,126)	$(3,026)

Balance As of September 30, 2022	1,000,000	$100	$0	(6,470)	(6,370)

Balance As of December 31, 2022	1,000,000	$100	$0	(9,188)	(9,088)

Balance As of March 31, 2023	1,000,000	$100	$0	(9,233)	(9,133)

Balance As of June 30, 2023	1,000,000	$100	$0	(12,376)	$(12,276)

Net Income (loss)	-	-	-	(6,382)	(6,382)

Balance As of September 30, 2023	1,000,000	$100	$0	(15,570)	$(15,470)

 See Notes to Financial Statements

These Notes are Integral to these Financial Statements

DILIGENT CAPITAL HOLDINGS, INC.

 Notes to Financial Statements

Three Months Ended September 30, 2023

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

DILIGENT CAPITAL HOLDINGS, INC. (the “Company”) was incorporated under the laws of the State of Florida on February 21, 2022 and has been inactive since inception. The Company’s current address is: 60 Perimeter Center Place #108, Atlanta, GA 30346. The Company intends to serve as a vehicle to effect a merger or acquisition, or similar business combination with an entity actively engaged in business which generates revenues. The Company will not restrict its potential candidate Target Businesses to any specific business, industry or geographical location and, thus, may acquire any type of business in any geographical location.

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

The results for the three months ended September 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement dated July 27,2022, filed with the Securities and Exchange Commission. These condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K, dated December 31, 2022.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2023 and for the related periods presented, have been made.

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

NOTE 4. RELATED PARTY TRANSACTIONS

SX Capital Management, LLC (SX), the Company’s sole shareholder (its original incorporator), has paid all expenses incurred by the Company, which includes resident agent fees, basic state and local fees, audit fees and taxes, and expenses related to the formation of the Company and the professional fees and expenses associated with the preparation and filing of the Company’s registration of its Common Stock on Form 10. On a going forward basis, SX has committed to funding all expenses incurred by the Company through the date of completion of a business combination. Therefore, the Company will be obligated to SX for such expenses until the consummation of a transaction. These payments for expenses are advances and the terms of repayment to SX are not fixed. The Company is indebted to SX in the amount of $15,576 related to such expenses as of September 30, 2023.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2023:

•	Common stock, $ 0.0001 par value: 180,000,000 shares authorized; 1,000,000 shares issued and outstanding

•

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; none issued and outstanding. Rights and Provisions of said preferred shares will be determined at a later date; prior to issuance. The Board of Director may authorize preferred shares which have rights superior to common shares

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there is an expense of $929.00 for accounting services that will be reflected in the following consolidated financial statements.

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

SX is continually in discussion with various entities who are considering mergers and acquisition, however, our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any Target Business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Revenues

For the three months ended September 30, 2023 revenues were $0. This was attributable to the Company’s business plan.

Cost of Revenue

For the three months ended September 30, 2023 Cost of Revenues were $0. This was attributable to the Company’s business plan.

Cash Flow

Cash at the end of the three-month period ended September 30, 2023 was $106. A $15 decrease from the previous period June 30, 2023 to September 30, 2023. This was attributable to bank charges and expenses.

Officer Compensation

Officer Compensation was $0 for the three months ended September 30, 2023.

Professional Fees

Professional Fees were $0 for the three months ended September 30, 2023.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses were $2,280 for the three months ended September 30, 2023.

Other Expense

Other Expense were $0 for the three months ended September 30, 2023.

Net Loss

Net Loss for the three months ended September 30, 2023 was $2,280.00.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2023.

September 30, 2023
Current Assets	$106
Current Liabilities	$0
Working Capital (Deficit)	$106

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

 Our Auditors Have Raised Substantial Doubts as to Our Ability to Continue as a Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced recurring losses from operations which have not caused a deficit as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2023, we have issued no additional equity securities in any form to anyone inside or outside the Company.

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

DILIGENT CAPITAL HOLDINGS, INC.

Dated: November 30, 2023	By:	/s/ Steven D. Mitcham
Steven D. Mitcham
CEO
(Principal Executive Officer)

